Form 10-Q
period 1995-09-30
DOUBLE RIVER OIL & GAS CO
filed 1995-11-13
CIK 351400

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 1995              Commission File No. 2-71175


                        Double River Oil & Gas Co.
           (Exact name of registrant as specified in its charter)


                  Texas                                     75-1729359
(State or other jurisdiction of incorporation         (IRS Employer or I.D.#)
 or organization)

9319 LBJ Frwy., Suite 205, Dallas, TX                   75243
(Address of principle executive offices)         (Zip Code)

                                    (214)644-2581
Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

               YES   X                       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - No par value                      18,301,158
        (Title of Class)                (Number of shares Outstanding
                                        on November 9, 1995)

                 DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY

                       FORM 10-Q September 30, 1995

                                   INDEX

Part I  Financial Information:                                     Page No.
     Item 1.  Financial Statements.

          Consolidated Balance Sheets
          September 30, 1995 (Unaudited) and December 31, 1994 . . . . .....3

          Consolidated Statements of Operations (Unaudited)
          Nine Months and Three Months Ended September 30, 1995 and 1994....5

          Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended September 30, 1995 and 1994 . . . . .  . . .....6

          Notes to Consolidated Financial Statements .  . . . . . . . . . ..7

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................8

Part II Other Information:
     Item 6.  Exhibits and Reports on Form 8-K. .  . .  . .  . . ...........9



Part I Financial information
Item 1. Financial statements


                 DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                        September 30      December 31
                                        ------------      -----------
                                            1995             1994
                                        ------------      -----------
                                         (Unaudited)
               ASSETS
Current Assets
   Cash                                  $    7,000       $    7,000
   Accounts receivable                       10,000            3,000
                                         ----------       ----------
       Total Current Assets                  17,000           10,000

Property and Equipment
   Oil and gas properties                   154,000          135,000
   Unevaluated projects in Kazakhstan        37,000           37,000
                                         ----------       ----------
                                            191,000          172,000

   Accumulated depreciation and
   amortization                             (94,000)         (82,000)
                                         ----------       ----------
                                             97,000           90,000

TOTAL ASSETS                             $  114,000       $  100,000
                                         ==========       ==========

                     See notes to financial statements.

                 DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                              September 30     December 31,
                                              ------------     ------------
                                                  1995            1994
                                              ------------     ------------
                                               (Unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued
   liabilities                               $   35,000       $   19,000
   Accounts payable-affiliate                     1,000            1,000
                                             ----------       ----------
        Total Current Liabilities                36,000           20,000
                                             ----------       ----------

Shareholder loans, less current portion          16,000           16,000
                                             ----------       ----------

Shareholders' Equity
   Common stock, no par value;50,000,000
   shares authorized;18,301,158 issued
   (18,301,158 at December 31, 1994)            206,000          206,000
   Accumulated deficit                         (144,000)        (142,000)
                                             ----------       ----------
                                                 62,000           64,000
                                             ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  114,000       $  100,000
                                             ==========       ==========


                        See notes to financial statements.


                 DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                Nine Months Ended          Three Months Ended
                                  September 30,               September 30,
                           ----------------------         -------------------
                               1995         1994            1995       1994
                           ----------------------         -------------------
Revenues
  Oil and gas revenues     $ 69,000      $ 76,000         $ 27,000   $ 27,000
  Equipment rental                -        13,000                -      4,000
  Other                           -         4,000                -          -
                           --------      --------         --------   --------
                             69,000        93,000           27,000     31,000
                           --------      --------         --------   --------

Expenses
   Pipeline operations            -         5,000                -          -
   Severance tax              4,000         5,000            1,000      2,000
   Lease operating expenses  31,000        54,000            6,000     17,000
   Depreciation and
   amortization              12,000        12,000            4,000      3,000
   Gas purchases                  -             -                -          -
   General and
   administrative            24,000        13,000            2,000      6,000
                           --------      --------         --------   --------
                             71,000        89,000           13,000     28,000
                           --------      --------         --------   --------

NET INCOME (LOSS)          $ (2,000)     $  4,000         $ 14,000   $  3,000
                           ========      ========         ========   ========
NET INCOME LOSS PER COMMON
SHARE                      $    -0-      $    -0-         $    -0-   $    -0-
                           ========      ========         ========   ========


                 See accompanying notes to financial statements.

                 DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                          Nine Months Ended
                                                               June 30,
                                                        ---------------------
                                                           1995         1994
                                                        --------     --------
Cash Flows from Operating Activities
       Net income (Loss)                                $ (2,000)    $  4,000
       Reconciliation of net income to net cash
       provided by operating activities:
       Depreciation and amortization                      12,000       12,000
       (Increase) decrease in accounts receivable         (7,000)       2,000
       Increase (decrease) in accounts payable            16,000      (94,000)
       Gain on sale of subsidiary                              -       (4,000)
                                                        --------     --------
       Cash provided (used) in operating activities       19,000      (80,000)
                                                        --------     --------

Cash Flows from Investing Activities
       Capitalized acquisition, exploration and
       development costs                                 (19,000)     (11,000)
                                                        --------     --------
       Cash used in investing activities                 (19,000)     (11,000)
                                                        --------     --------

Cash Flows from Financing Activities
     Issuance of common stock to shareholder                   -       80,000
     Advance from related party                                -            -
     Repayment of shareholder loans                            -      (40,000)
     Proceeds from sale of subsidiary                          -       40,000
     Reduction of shareholder loan from issuance
      of common stock                                          -      (80,000)
     Increase in shareholder advance from
      assignment of debt from related company                  -       80,000
     Other                                                     -       (3,000)
     Proceeds from sale of debentures                          -            -
                                                        --------     --------
     Cash provided (used) by financing activities              -       77,000
                                                        --------     --------

Increase (decrease) in cash                                    -      (14,000)
Cash at beginning of period                                7,000       15,000
                                                        --------     --------
Cash at end of period                                   $  7,000     $  1,000
                                                        ========     ========

                        See notes to financial statements.


                  Double River Oil & Gas Co. and Subsidiary
                 Notes to Consolidated Financial Statements
                                (Unaudited)


Note 1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1994 for further information.

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its consolidated subsidiary for the interim periods.

                 Double River Oil & Gas Co. and Subsidiary
                Notes to Consolidated Financial Statements
                                (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
Nine months ended September 30, 1995 compared with 1994
-------------------------------------------------------
Equipment rental income and related expenses decreased in 1995 because this segment of the business was discontinued upon the change of control of the Company in 1994. See December 31, 1994 Form 10-K for information relating to the change in control.

Lease operating expenses decreased because in 1994 there was a high amount of repairs in the second quarter to maintain wells.

Three months ended September 30, 1995 compared with 1994
--------------------------------------------------------
Equipment rental income and related expenses decreased in 1995 because this segment of the business was discontinued upon the change of control of the Company in 1994. See December 31, 1994 Form 10-K for information relating to the change in control.

Lease operating expenses decreased primarily due to a refund of operating expenses previously incurred.

Financial Condition and Liquidity
---------------------------------

The Company's primary source of liquidity and capital resources has previously consisted of cash flow provided by operating activities and by borrowings. The Company will be required to raise additional capital to fund any significant expenditures. The Company will not be able to fund its proposed international operations unless it is successful in obtaining additional funding or unless interests can be sold to other oil companies or investors in such project(s) in amounts sufficient to fund proposed operations. The Company is currently seeking financing from investors or third parties to finance its proposed international activities.

                 Double River Oil & Gas Co. and Subsidiary
                            September 30, 1995


Part II Other Information

   Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits - None

   (b)  Reports on Form 8-K - None

                                 Signature




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 DOUBLE RIVER OIL & GAS CO.
                                                             (Registrant)




DATE:  November 9, 1995                            By: Paul E. Cash
                                                       Paul E. Cash
                                                       Vice-President






DATE:  November 9, 1995                            By: Paul E. Cash
                                                       Paul E. Cash
                                                       Chief Financial Officer