Form 10-K
period 1995-12-31
DOUBLE RIVER OIL & GAS CO
filed 1996-04-19
CIK 351400

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995       Commission File No. 2-71175


                                  Double River Oil & Gas Co.
                    (Exact name of registrant as specified in its charter)


                  Texas                                     75-1729359
State or other jurisdiction of incorporation          (I.R.S. Employer or I.D.#)
organization)

9319 LBJ, Frwy., #205, Dallas, Tx                                 75243
(Address of principal executive                                (Zip Code)
offices)

Company's telephone number, including area code: (214) 644-2581

Securities registered pursuant to Section 12(b) of the Act:

                                           None

Securities registered pursuant to Section 12(g) of the Act:

                                   Common Stock-No par value
                                       (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES  X                                            NO

As of March 29, 1996, 18,301,158 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.

                                     PART I


Item 1.  Business

(a)  General Business Development

Double River Oil & Gas Co. is engaged in domestic exploration, development and production of oil and natural gas. The Company is currently seeking financing to obtain necessary permits and licenses to operate in Kazakhstan, and continues to conduct engineering and feasibility studies on its Kazakhstan projects and other possible ventures in Kazakhstan and other former Russian countries. Beginning in 1995, the Company has concentrated its efforts on oil and natural gas projects in the Republic of Kazakhstan. Unless the context requires otherwise, as used herein the term "Company" refers to Double River Oil & Gas Co., its subsidiary, Perm Corporation and/or its previous subsidiary, Loch Exploration, Inc. (Loch).

The Company's principal executive office is located at 9319 LBJ Freeway, Suite 205, Dallas, Texas 75243. The telephone number is (214) 644-2581.

Background

The Company is a Texas Corporation and was originally incorporated in Texas as Melton Drilling and Exploration Company on October 20, 1980. The Company was later reorganized under Chapter 11 of the Bankruptcy Code, the Bankruptcy Court approving the plan of reorganization on December 19, 1988. The name was changed to Double River Oil & Gas Co. at that time. The Plan of Reorganization was proposed and funded by Paul E. Cash.

On March 22, 1989, the Company entered into an agreement to acquire controlling interest in Loch upon Loch's reorganization under Chapter 11 of the United States Federal Bankruptcy Code. The Loch reorganization plan was confirmed by the bankruptcy court on December 31, 1989. The Company acquired approximately 49,790,000 common shares of Loch in exchange for $35,000 in cash and rental equipment valued at $50,000. Loch's total assets, after completion of the reorganization, consisted primarily of the $85,000 in cash and equipment contributed by the Company.

Recent Developments

In February 1994, Mr. Cash purchased all of the shares of Loch owned by the Company for $40,000, and Loch ceased to be a subsidiary of the company.

In February, 1994, Mr. Cash purchased from the Company all of its shares held in treasury (513,333 shares) for the original cost to the Company of $17,494. Concurrently, Mr. Cash also purchased 2,153,333 shares of the Company's previously unissued common stock for $64,600.

Effective March 1, 1994 Mr. Cash, who was the majority shareholder of the Company (owning more than 80% of the outstanding common shares) sold control of Double River Oil & Gas Co. to Mr. Paul M. O'Connor (Mr. O'Connor) in return for Mr. O'Connor tendering an executed protocol for an oil and gas project in The Commonwealth of Independent States ("CIS"), having a potential minimum oil recovery of twenty-five million barrels. The CIS is made up of countries that were formerly part of the Soviet Union (Russia).

The Company arranged a shareholders meeting on May 2, 1994, to recapitalize the Company. Items approved at the shareholders meeting included a one for thirty reverse split of the common shares outstanding; authorization of 50,000,000 shares of no par value common stock and amendment of the by-laws to allow for a maximum of ten members on the Board of Directors. During 1995, the Company's efforts were concentrated on seeking additional financing for its international projects, and revising its development plans in Kazakhstan. In consultation with Kazakhstan representatives, it was decided to end the Karazambas field project, and instead attempt to finance and build a refinery on the eastern side of the Caspian Sea. Plan of Operation

The Company has recently changed its plan of operation, and now intends to concentrate on oil and gas development projects in International areas, particularly in countries that were formerly part of the Soviet Union. At present, the Company and its subsidiary, Perm Corporation, are pursuing plans to finance and develop one major and one minor oil fields in the Republic of Kazakhstan. As part of its Kazakhstan development program, the Company is also investigating the possibility of moving an oil refinery to Kazakhstan.

The Company believes that there are a number of existing opportunities to exploit previously discovered oil or gas reservoirs in the former Soviet Union, but that the projects generally require large amounts of outside capital, improvements to, or creation of local infrastructure, and the application of western countries technology and "Know How". The Company believes that it can attract the necessary capital to successfully exploit a number of these opportunities, beginning with the ones it is currently pursuing in Kazakhstan. Preliminary capital requirements for the Buzachi and Zhelankabak projects total approximately $20,000,000 and $3,000,000, respectively and the Company's ultimate success will be entirely dependent on its ability to raise such funds.

The Company has experienced difficulty in locating and obtaining a feasible market outlet for any large amounts of crude oil that might be produced from a large Kazakhstan oil development project. Mangistaumanaigaz, a Kazakhstan regional oil company, has indicated in late 1995 negotiations that the Company's large development project (Buzachi Field) may not go forward until a solution is found for the oil market outlet problem. Accordingly, the Company has now proposed that a small to medium sized oil refinery be acquired, transported to and erected in the general area of proposed operations. The Company has recently entered into an agreement with a Houston-based engineering firm to locate and assist in such a project. Financing such a refinery and moving it to Kazakhstan for erection and operation may require as much as $75,000,000 to $100,000,000.

The Company is presently pursuing a number of possible sources of capital needed to complete engineering work and begin early development of some of its international projects. At present, negotiations are being conducted with a major New York Investment Banking Firm who has expressed an interest in partially financing such projects. There is no assurance that such negotiations will be successful, or that sufficient funds will be raised to completely carry out the proposed Kazakhstan projects.

If additional financing can be obtained, the Company intends to continue some domestic oil and gas exploration and production through exploration and development of leases it owns and will acquire. The Company will attempt to increase domestic production and reserves through exploration and development as well as reworking existing wells, but this part of the Company's operation is expected to be relatively small in relation to its overall operations.

(b)  Financial information relating to Industry Segments

Prior  to  1994,  the  company  had  three   identifiable   business   segments:
exploration, development and production of oil and natural gas; oil field equipment rental; and marketing of natural gas. Footnote 13 to the Consolidated Financial Statements filed herein sets forth the relevant information regarding revenues, income from operations and identifiable assets for these segments.

The Company sold its gas compression equipment and discontinued its gas marketing business during 1994. For the immediate future, the Company does not anticipate that it will have revenues or earnings from equipment rentals or gas marketing sales.

(c) Narrative Description of Business

The Company is presently engaged in the exploration, development and production of domestic oil and natural gas, but the company is currently concentrating its efforts on financing in order to develop one or more of its oil field projects in the Republic of Kazakhstan as discussed under plan of operation.

(i) Principal Products, Distribution and Availability.

The principal domestic products currently marketed by the Company are crude oil and natural gas which are sold to major oil and gas companies, brokers, pipelines and distributors, and oil and gas properties which are acquired and sold to oil and gas development entities. Reserves of oil and gas are depleted upon extraction, and the Company is in competition with other entities for the discovery of new prospects.

The Company anticipates that its principal products from Kazakhstan operations, if successful, will continue to be crude oil, and to a lesser extent natural gas. The Company believes that such products will be sold to international or major oil and gas companies, brokers, pipelines, and distributors. Some products may be sold to Government entities, Government owned pipelines, Governmental marketing agencies, or used in operations. The Company is also exploring alternative transportation plans or routes to move its expected volumes of production to markets outside Kazakhstan or Russia. Recently, the Company has entered into an agreement with a Houston-based engineering firm to form a joint venture which will seek to establish an oil refinery on the Western side of the Caspian Sea in Kazakhstan, near the Company's proposed oil development area.

(ii) Patents, Licenses and Franchises.

Domestic oil and gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of 1 to 5 years, and in some instances as long as 10 years, with the provision that such leases shall be extended into a secondary term and will continue during such secondary term as long as oil and gas are produced in commercial quantities or other operations are conducted on such leases as provided by the term of the leases. It is generally required that a delay rental be paid on an annual basis during the primary term of the lease unless the lease is producing. Delay rentals are normally $1.00 to $5.00 per net mineral acre.

The Company's Kazakhstan operations will be conducted pursuant to joint venture agreements with appropriate Kazakhstan Government oil and gas agencies that currently have jurisdiction. The Company has previously entered into "Protocol Agreements" with these agencies, and is currently seeking Governmental approval for the necessary permits and licensing required to operate a production sharing arrangement with the appropriate oil and gas production agencies in Kazakhstan.

The Company expects that the ventures will be conducted pursuant to a "production sharing" agreement, whereby the company recovers its initial capital investment out of production revenues, and thereafter will receive a portion of the proceeds or profits from production. The Company's permits and licenses will be expected to set forth in detail amounts of taxes, fees, and other deductions to be paid to Kazakhstan agencies and/or taxing authorities.

(iii)  Seasonality.

The Company's domestic oil and gas activities generally are conducted on a year round basis with only minor interruptions caused by weather.

Temperatures in the Kazakhstan area of operation range from over 100 degrees in summer to well below freezing in winter months; portions of the Caspian Sea and Navigable river ways in the area freeze up in winter, and may cause the Company's operations to be curtailed, particularly if the Company transports oil to market by barge or small ship.

(iv)  Working Capital Items.

Historically, the Company has financed the majority of its operations, including the purchase of oil and gas leases, the development of wells, the construction of pipelines and acquisition of oil field rental equipment from its internal working capital as well as borrowings.

The Company plans to conduct large scale operations in Kazakhstan as soon as financing is available to begin development of one or more of its planned projects. A number of possible sources of financing are presently being pursued, and negotiations are currently being conducted with a major New York investment banking firm who has expressed an interest in investing in the Company and/or its proposed projects in Kazakhstan. The Company would also require additional capital to completely fund the proposed development projects in Kazakhstan. Needed capital is expected to be in the range of $3,000,000 to $23,000,000 for the first oil development project, and $75,000,000 to $100,000,000 for a refinery. Such funds would have to be provided from the sales of additional securities, borrowings, the sale of interests in one or more of the Kazakhstan projects, or similar methods.

(v)  Dependence on Customers.

The following is a summary of significant purchasers of the oil and natural gas produced by the Company for the three year period ended December 31, 1995:

Purchaser                                      December 31,
                                               Percent (1)
                                      ------------------------------
                                           1995      1994      1993
                                           ----      ----      ----
Lone Star Gas Company and
Affiliates                                   -%        48%       37%
Texas Utilities Fuel Co.                     36        36        16
Empire Pipeline Corporation                  12        --         5
Mitchell Marketing Co.                       25        --        --
Tristar Gas Company                          21        --        --
U.S. Gypsum Company                          --        --        20



(1) Percent of total oil and gas revenues

The Company heretofore has had term gas sale contracts with Lone Star Gas Company. These contracts did not provide that the purchaser take any minimum quantities of gas produced. To the extent that Lone Star has not been able to take all of the gas produced, the Company has sold such excess gas to Enserch Gas Co., an affiliate of Lone Star, or others under special marketing programs or on the spot market. The Lone Star contracts expired on March 30, 1995, and the Company has contracted to sell such gas under new contracts with two different purchasers for periods ranging from nine months to three years. New contract prices range from $1.66 per MMBTU to $1.75 MMBTU

Sales of natural gas to Texas Utilities Fuel Company ("TUFCO") are pursuant to contracts expiring in 1994 through 1999. Such contracts are take or pay contracts which require the purchaser to take minimum quantities of natural gas, or pay for such minimum quantities not actually taken. TUFCO has in the past purchased at least such minimum quantities.

The Company has not yet fully determined what its marketing arrangements will be for its expected production in Kazakhstan.

(vi) Competition.

Numerous entities and individuals, many of whom have far greater financial and other resources than the Company, are active in the exploration for and production of oil and gas. Substantial competition exists for leases, prospects and equipment, all of which are necessary for successful operations. Domestic competition is focused primarily on the discovery of new prospects which can be developed and made productive, whereas international competition is active in every phase of the business; exploration, production, and marketing.

The market prices received for the Company's products depend on a number of factors beyond the control of the Company, including consumer demand, worldwide availability of similar and competitive products, availability and costs of transportation facilities, and United States and foreign government regulation of exports, imports, production and prices. Fluctuating prices for oil and gas have a direct effect on the profitability of the Company's operations.

(vii)  Development Activities.

Historically, the Company's primary oil and gas prospect acquisition and development efforts have been in known producing areas in the United States with emphasis devoted to Texas. It is now expected that these domestic operations will become a minor part of the Company's future development activity.

Exploration for oil and gas within the United States is normally conducted with the Company acquiring undeveloped oil and gas prospects, and carrying out exploratory drilling on the prospect with the Company retaining an interest in the prospect. Also, portions may be sold to third parties with the Company retaining an overriding royalty interest, carried working interest, or reversionary interest. A prospect is a geographical area designated by the Company for the purpose of searching for oil and gas reserves and reasonably expected by it to contain at least one oil or gas reservoir. The Company heretofore has utilized its own funds or loans to acquire oil and gas leases covering the lands comprising the prospects. These leases are selected by the Company and are obtained directly from the landowners, as well as from landmen, geologists, other oil companies, some of whom may be affiliated with the Company, and by direct purchase, farm-in, or option agreements. After an initial test well is drilled on a property, any subsequent development of such prospect will normally require the Company's participation for the development of the discovery.

Double River Oil and Gas Company's current business strategy is now to develop and operate oil and gas fields in the former Soviet Union and to establish itself as a leading independent oil and gas operator in the former Soviet Union. As soon as financing becomes available and subject to a number of other factors, the Company plans to initiate development drilling activities in the Severne Buzachi oil field or Zhelankabank oil fields in Kazakhstan. Major factors affecting these activities are: the necessity of raising large amounts of capital, the continuance of a favorable political climate in the CIS, the international price of oil and gas, the availability of trained personnel and equipment, successful conclusion of engineering studies, licensing and permitting in Kazakhstan and the establishment of a feasible market outlet for any large amounts of crude oil that might be produced.

The Company has recently entered into agreement with a small Kazakhstan joint stock company to initially develop a much smaller oil field in the Zhelenkabak Field, located in the Atyray Region of the Republic of Kazakhstan (an area north of the Caspian Sea). Such development is expected to cost in the range of $2,500,000 to $3,000,000, and would allow the Company to begin operations in Kazakhstan on a much smaller basis than would be required to develop one or more bigger projects. The Company has not yet secured the necessary financing for this project, and only preliminary work has been done on reserves, engineering, and other important factors.

(viii) Environmental Regulation.

The Company's domestic oil and gas exploration and production activities are subject to Federal, State and local environmental quality and pollution control laws and regulations. Such regulations restrict emission and discharge of wastes from wells, may require permits for the drilling of wells, prescribe the spacing of wells and rate of production, and require prevention and clean-up of pollution.

The Company expects that its Kazakhstan operations will also be subject to various Kazakhstan or other international pollution control laws and regulations that may be similar to domestic laws and regulations.

Although the Company has not in the past incurred substantial costs in complying with such laws and regulation, future environmental restrictions or requirements may materially increase the Company's capital expenditures, reduce earnings, and delay or prohibit certain Company activities. However, such restrictions and requirements would also apply to the Company's competitors, and it is unlikely that compliance by the Company would adversely affect the Company's competitive position.

(ix) Additional Government Regulation.

In addition to environmental regulations, the domestic production and sale of oil and gas is subject to regulation by Federal, State and local governmental authorities and agencies. Such regulations encompass matters such as the location and spacing of wells, the prevention of waste, the rate of production, the sale price of certain oil and gas, conservation, and safety.

The Company's international operations will be subject to even more regulation than its domestic operations. The Company's entire plan of operations, financing, drilling, producing, marketing, and division of profits will be subject to extremely close regulation by various Kazakhstan governmental agencies. Marketing and transportation of products is expected to be through other CIS countries, including Russia, and each of these separate countries may regulate prices, tariffs, taxes, transportation, and similar items.

(x) Tax Provisions.

See Footnote 4 to Consolidated Financial Statements

(xi) Employees.

The Company currently employs only Mr. O'Connor, who is a full-time employee.

(d)Financial information about foreign and domestic operations and export sales.

All of the Company's business is currently conducted domestically, with no export sales. In 1996 or 1997, the Company expects that a majority of its business will consist of oil and gas sales from the Republic of Kazakhstan to world markets outside of Kazakhstan, or to local consumers within Kazakhstan.


Item 2.   Properties.

Domestic Oil and Gas Properties.

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                            Year Ended December 31
                                       ---------------------------------
                                          1995        1994       1993
                                       ---------   --------    ---------
Gas and Oil Properties (net) (1):
      Proved Developed Gas
        Reserves-Mcf (2)                148,000     131,000     376,000
      Proved Undeveloped Gas
        Reserves-Mcf (3)                 40,000      39,000     106,000
      Total Proved Gas
             Reserves-Mcf               188,000     170,000     482,000
      Proved Developed Crude
             Oil and Condensate
             Reserves-Bbls (2)            1,000       1,000      19,000
      Proved Undeveloped Crude
             Oil and Condensate
             Reserves-Bbls (3)             --          --          --
      Total Proved Crude
             Oil and Condensate
             Reserves-Bbls                1,000       1,000      19,000


                                  (See footnotes on Page 11)



                                             Year Ended December 31,
                                        1995       1994      1993
                                      -------    -------    --------
Present Value of
Estimated
      Future Net Revenues
      From Proved Reserves
      (4) (5):

      Developed                       $109,000   $ 96,000   $282,000

      Developed and
      Undeveloped                     $127,000   $111,000   $338,000

Productive Wells (6):

      Gas Wells:

      Gross                                 34         34         92

        Net                               7.14       7.14      19.51

      Oil Wells:

        Gross                                1          1         63

        Net                                .15        .15       2.75

Acreage:

      Developed Acres
      (Producing):

        Gross                            3,258      3,258     17,821

        Net                                824        824      3,425

      Undeveloped
      Acres:
        Gross                               --         --         --
        Net                                 --         --         --



                            (See footnotes on Page 11 following)

Footnotes:

(1)  The estimate of the net proved oil and gas reserves.


(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.


(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on un-drilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.


(4) "Estimated Future Net Revenue" is computed by applying current prices of oil and gas, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves.


(5) "Present Value of Estimated Future Net Revenues" is computed by discounting the Estimated Future Net Revenues at the rate of ten percent (10%) per year in accordance with the Securities and Exchange Commission Rules and Regulations.


(6)  Wells having multiple completions are as follows:


                               1995             1994             1993
                          --------------   --------------    --------------
                          Gross      Net   Gross      Net    Gross      Net
                          ------   ------  -------  -------  ------   ------
Gas                        8        2.98    8        2.98     8        1.37
Oil                        -0-       -0-    -0-      -0-      -0-      -0-


The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United
States:

                                                Year Ended December 31,
                                          1995       1994       1993
                                        -------     -------    -------
Oil and Gas Production
(net):

      Gas-Mcf                            34,623      38,296      53,000

      Crude Oil and
      Condensate - Bbls                    183         245       1,000

Average Sales Price Per
Unit Produced:

      Gas - per Mcf                       2.48        2.48        1.85

      Crude Oil and
      Condensate - per Bbl               16.80       15.82       16.58

Average Production Cost
      Per equivalent barrel
      (1) (2)                            10.75       11.60       11.99


      (1) Includes severance taxes and ad valorem taxes.

      (2) Gas production is converted to equivalent barrels at the rate of six mcf per barrel, representing the estimated relative energy content of natural gas to oil.

      The Company owns producing royalties and overriding royalties under properties located in Texas. The revenues from these properties are not significant.


      Current Activities - March 29, 1996.

      Gross Wells in Process of Drilling                 -0-
      Net Wells in Process of Drilling                   -0-
      Waterfloods in Process of Installation             -0-
      Pressure Maintenance Operations                    -0-

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved domestic reserves since December 31, 1995, except for the sale with option to repurchase of two of the companies gas properties in early 1996. See item 13(a)

International Oil and Gas Projects

The Company has recently acquired or entered into "Protocol Agreements" with appropriate oil and gas agencies of the Kazakhstan government to develop and operate the Buzachi oil field on the eastern edge of the Caspian Sea in Western Kazakhstan. There have been limited engineering studies performed for the Buzachi field project.

(a)   Severne Buzachi Field:

A consultant for the Company has examined certain preliminary information furnished by Kazakhstan oil and gas agencies and has made preliminary estimates of oil and gas reserves for the Severne Buzachi project. The Company believes that it will ultimately receive a portion of the proceeds from the reserves and production from this field, and preliminary estimates of the Company's interest is based on this assumption. Over 100 exploratory wells have been drilled to test this field, and Kazakhastan agencies and the Company's consultant have indicated oil in place may approximate 1.54 billion barrels. Rough estimates of gross recoverable oil are 185,000,000 barrels by primary means, with an additional 185,000,000 barrels that may be recoverable by secondary recovery methods.

(b)   Karazhanbas Field:

In early 1995, the Company also entered into an agreement to develop the Karazhanbas field (south of the Buzachi field), but by mutual agreement with Kazakhstan oil agencies, it has now been decided to discontinue the Company's efforts to develop this field.

(c)   Zhelankabak Field

The Company has entered into a preliminary agreement with a private oil company in Kazakhstan to develop a small shallow onshore oilfield. The Zhelankabak field is licensed and registered to a Kazakh company, "SANAKO", whose principals are former managers of Kazakh oil production enterprises. The field is represented to have an export license and export quota which provides access to the limited export pipeline capacity. Development of the field is estimated to cost approximately $2,500,000 to $3,000,000. The field currently has 12 wells and will need approximately 40 more wells for full development.

The Company is currently reviewing well data and evaluating the reserves and licenses before committing to this project. Preliminary information indicates that the field may have as much as 9,000,000 barrels of recoverable reserves. The Company does not currently have sufficient financing in place to complete this project.

Oil Field Production Equipment

The Company owned oil field rental equipment, which was sold to Mr. Cash upon change in control in 1994. The equipment was located on oil and gas properties in which the company owned a working interest. The rental fees were charged as lease operating fees to each property and each owner.

The Company does not own any production equipment on the Kazakhstan properties.


Item 3.   Legal Proceedings

Neither the Company nor its subsidiary nor any officers or directors is a party to any material pending legal proceedings nor are any of their properties subject to any such proceedings.


Item 4.   Results of Votes of Security Holders

In May, 1994, the company's shareholders approved the following actions:

      (1) The company's authorized capital was changed to 50,000,000 shares of no par value common stock.
      (2)   A 1 for 30 reverse stock split was approved.
      (3) Ratification of the agreement with Paul M. O'Connor, and the issuance of additional shares of stock to Mr. O'Connor upon successful acquisition of an international oil venture in excess of 25,000,000 barrels, and approved the employment agreement with Mr. O'Connor.
      (4)   Approval of the sale of controlling interest in Loch to Paul E.Cash.
      (5) Approved the sale of the Company's gas compressor and certain leasehold interests to Paul E. Cash.
      (6)   Election of new directors for the company.

The Company did not have a meeting of shareholders during 1995.

                                            PART II



Item 5.   Market for the Company's Common Stock and Related Stockholder Matters.

      (a)   Market Information.

No significant public trading market has been established for the Company's common stock. The common stock of the Company is traded on an occasional basis by dealers in the over the counter market, the terms of which are not completely available to the Company. The Company does not believe that listings of bid and asking prices for its stock in the pink sheets are indicative of the actual trades of its stock, since trades are made infrequently. There is no amount of common stock which is subject to outstanding options or warrants to purchase, or securities convertible into, common stock of the Company.

      (b)   Holders

The approximate number of record holders of the Company's Common Stock on March 29, 1996, was 1,965.

      (c)   Dividends

The Company has not paid any dividends since its organization and it is not contemplated that it will pay any dividends on its common stock in the immediate future. Future dividend policies will be determined by the Board of Directors, and will be based on earnings, if any, and resources available at that time.

      (d)   Stock Transfers

The Company currently serves as its own stock transfer agent and registrar.

Item 6.   Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and related notes thereto:

                                    Years ended December 31,
                    1995        1994        1993         1992         1991
               ----------   ----------   ----------   ----------   ----------
Total
Revenue        $  90,000    $  99,000    $ 161,000    $ 157,000    $ 167,000
Loss from
continuing
operations        (6,000)     (18,000)    (102,000)    (101,000)     (78,000)
Loss from
continuing
operations
per common
share               .000         .000         .000         .000         .000
At End of
Period
- ------

Total Assets   $ 107,000    $ 100,000    $ 348,000    $ 275,000    $ 271,000
Long-term
Debt                --           --        135,000       35,000         --



Item 7. Management's discussion and analysis of financial condition and results of operations.

Liquidity and Capital Resources

The Company's primary source of liquidity and capital resources has previously consisted of cash flow provided by operating activities and by borrowings. The Company will be required to raise additional capital to fund significant expenditures. The Company will not be able to fund its proposed international operations unless it is successful in offering shares of its common stock, other securities or unless interests can be sold to other oil companies or investors in such project(s) in amounts sufficient to fund proposed operations. The Company is currently seeking financing from investors, investment bankers, or third parties to finance its proposed international activities.


1995 Compared to 1994

Lease operating expenses decreased due to the sale of one well and an overall decrease in operating expenses.

1994 Compared to 1993

Oil and gas revenues and production expenses decreased due to sale of majority-owned subsidiary.

General and administrative expenses decreased in 1994 primarily due to sale of subsidiary and the one employee of the Company in 1993 resigned effective March 1, 1994.

1993 Compared to 1992

Oil and gas revenues increased $16,000 in 1993. This increase was primarily attributable to acquisition of oil and gas properties in 1993.


Item 8.   Financial Statements and Supplementary Data

Consolidated financial statements, see index at page 24.


Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure.

The accountants for the Company are Farmer, Fuqua, Hunt and Munselle, P.C. Certified Public Accountants, who have prepared the audit report for the year ended December 31, 1993, and Ernst & Young LLP who have prepared the audit reports for the years ended December 31, 1994 and 1995.

There have been no disagreements between the Company and Farmer, Fuqua, Hunt and Munselle, P.C., or Ernst & Young, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                           Part III

Item 10.   Directors and Executive officers of the Company

The present Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name                               Age       Position       Position Held Since
- -----                             -----     ----------      -------------------
Paul M. O'Connor                   52       President and             3/94
                                            Director
Paul E. Cash                       63       Vice President            3/94
                                            Secretary and
                                            Director
Christopher S. Young               48       Vice President            3/96
                                            Chief Operating
                                            Officer
Dennis P. McGrath                  48       Vice President            2/95
                                            Finance
William H. Lang, Jr.               63       Vice President            2/95
                                            Exploration


Paul M. O'Connor, Chairman of the Board, and President/CEO of the Company. Mr. O'Connor attended Louisiana Tech University majoring in Business Administration. His background includes extensive U.S. and international experience as both executive and/or owner of a drilling business and oil and gas exploration and production ventures. He started his career in the offshore drilling business in 1969 with Reading & Bates and in 1984 he entered in the upstream oil and gas business in the Gulf Coast Area. He has also served on the Board of Directors of a regional investment banking firm. O'Connor co-founded and served as President and Director of O'Connor and Young Drilling Company and was a co-founder and Director of Siberian American Limited Liability Co. and served as Chairman of the Russian Joint Enterprise, one of the early oil joint ventures in Russia. Since 1990, Mr. O'Connor has specialized in joint oil ventures which seek to develop and produce oilfields in republics of the former Soviet Union.

Paul E. Cash, Vice President, Secretary, and Director of the Company. Mr. Cash, a Certified Public Accountant, is a graduate of the University of Texas with a B.B.A. in Accounting. He has been active in the oil and gas industry for over thirty years, during which time he has served as president or financial officer for a number of publicly owned companies. During the past 25 years, Mr. Cash has also been an officer and part owner of a number of private oil and gas companies and/or partnerships. He is currently serving as president and director of Spindletop Oil and Gas Company, and is also an officer and director of Loch Exploration, Inc.

Christopher S. Young, Vice President and Chief Operating Officer of the Company. Mr. Young is a graduate of the University of Texas with an MBA in Finance and a BS in Mechanical Engineering. Mr. Young was formerly President and Chief Executive Officer of Siberian American Limited Liability Company, the American partner in a Russian Joint Enterprise engaged in oil and gas development in

Western Siberia. He began his career in the oil industry in 1971 as a drilling engineer with SEDCO, Inc. From 1974 until 1977, Mr. Young was engaged in international contract drilling and oil and gas development with Field International Drilling Company. In 1977, he co-founded O'Connor & Young Drilling Company, serving as Chairman and CEO of that company until 1987. Recognizing the impending opportunities in the Soviet Union, Mr. Young joined Scott European Corp. a trading company representing U.S. companies doing business in the Soviet Union, in 1987 as an oil industry specialist. He co-founded SIAMCO in 1991, and eventually sold his interest to Pennzoil Company.

Dennis P. McGrath, Vice President of Finance. Mr. McGrath is a Certified Public Accountant with 19 years of accounting and managerial experience in the oil and gas industry with both major and independent companies.For the last eight years he has been a partner in a Houston public accounting firm with a significant number of oil and gas industry clients. He graduated with a B.S. Degree in Accounting and an M.B.A. in Accounting and Taxation from Fairleigh Dickinsan University. Mr. McGrath is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

William H. Lang, Jr., Vice President of Exploration. After graduating from the Colorado School of Mines with a degree in Geological Engineering in 1954, Mr. Lang served in the U.S. Army Corps of Engineers. His career in oil and gas exploration, production, and evaluation was spent with a number of major and large independent oil and gas companies. They include:Cities Service, Belco Petroleum, Union Oil Company of California, Superior Oil Company, and Texas Eastern. Responsibilities included petrophysical and geological exploration and evaluations along the Texas and Louisiana Gulf Coast, California, Rocky
Mountains, Alaska, Peru, Indonesia, Thailand, Australia, Nigeria, and Dahomey. From 1987 through 1993, Mr. Lang was Vice President of Exploration for O'Connor and Young Drilling Company and Siberian American. Experience includes field development in Western Siberia and extensive geological evaluations in other parts of Russia, Turkmenistan, Uzbekistan, and Kazakhstan. He is the author of numerous professional papers. Mr. Lang is a member of the American Association of Petroleum Geologists and of the Society of Professional Well Log Analysts.


Item 11.   Executive Compensation

(a) Cash compensation

For the year ended December 31, 1995 and 1994, none of the Company's executive officers were paid cash compensation at an annual rate in excess of $60,000. (See information about deferred compensation to Paul M. O'Connor below).

(b) Compensation pursuant to plan

On April 13, 1989, the Company and Paul E. Cash entered into an Employment and Compensation Agreement with Kyle D. Wood. The agreement provided Mr. Wood with compensation for attaining various performance clauses. This agreement was terminated in May 1993.

In March 1994, the Company entered into an employment agreement with Mr.

O'Connor. The agreement provides for a five year term of employment, with provisions for extension and cancellation, and for annual compensation of $180,000, plus discretionary bonuses. Additionally, the Company has agreed to provide a life insurance policy for Mr. O'Connor in the amount of $1,000,000 when sufficient working capital is available to pay such premiums.

Mr.O'Connor's salary is deferred and will not be earned or paid unless and until the company successfully completes a significant financing plan for its proposed Kazakhstan operations. At December 31, 1995, Mr. O'Connor's contingent salary amount was $330,000.

(c) Other compensation

Mr. O'Connor will be permitted to participate in any existing or future pension, profit-sharing, stock option or similar plan adopted by the Company.

(d) Compensation of Directors.

Directors are not currently compensated for their services on the board.

(e) Termination of Employment and Change of Control Arrangement.

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Company.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

(a) and (b) Security ownership of certain beneficial owners and management:

The following table sets forth information as of March 29, 1996, with respect to any person who is known to management of the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, the shares of the Common Stock beneficially owned by each of the Company's Directors and by all of the Company's Officers and Directors as a group.

NAME AND ADDRESS OF BENEFICIAL          AMOUNT AND NATURE OF
        OWNER                       BENEFICIAL OWNERSHIP OF CLASS      PERCENT
Paul E. Cash
9319 LBJ FRWY #205
Dallas, Texas 75243                          1,277,685                     7%
Paul M. O'Connor
4530 Oakshire
Houston, Texas 77027                        12,261,000                    67%
William Lang
1423 Devon
Houston, Texas 77058                         1,830,000                    10%
All officers and directors as a
group                                       15,734,685                    86%

(c) Changes in control.

Other than the change in control as discussed in Item 1., the Company is not aware of any arrangements or pledges with respect to its securities which may result in a change in control of the Company.


Item 13.    Certain Relationship and Related Transactions

(a) Transactions with management and others.

The officers and employees of the Company may participate in the development of leases owned by the Company. In the event such participation occurs it shall be on the basis of the actual cost incurred by The Company.

The Company's domestic oil and gas properties are operated by Spindletop Oil and Gas Co. Mr. Cash also owns substantial interests in these properties, and is an officer, director, and controlling shareholder of Spindletop.

In July 1992, the Company entered into a Gas Purchase Agreement with Spindletop, whereby the Company was entitled to purchase natural gas from Spindletop at a price equal to 99% of the Company's resale price under certain sales contracts between the Company and three independent purchasers. The agreement, which contained provisions for early termination, was assigned effective March 1, 1994, to a related party.

Effective March 1, 1996, the Company entered into an agreement with Spindletop Oil and Gas Co. and transferred ownership of two of its domestic oil and gas properties to Spindletop for $14,000 in cash. These funds were used to pay certain accrued expenses. Reserves attributable to these properties at December 31, 1995, were approximately 25% of the company's proved producing domestic gas reserves.

The Company has the option, for a period of six months from March 1, 1996 to repurchase such properties for $15,400.

(b) Certain business relationships.

Paul E. Cash is the majority owner, president and board member of Spindletop Oil & Gas Co., (Spindletop) a publicly owned oil and gas company.

(c) Indebtedness of Management. None

                                     PART IV



Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report
      1. All Financial Statements
         Independent Auditors' Reports
         Consolidated Balance Sheets at December 31, 1995 and 1994 Consolidated Statements of Operations for the years ended
            December 31, 1995, 1994 and 1993
         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993 Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14 All schedules have been omitted because they are not applicable or required under the rules of Regulation S-X or the information has been supplied in the consolidated financial statements or notes thereto.

      3. The Exhibits are listed in the index of Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 46.

  (b) The Company filed a Form 8-K on October 24, 1994. This Form 8-K described the acquisition of Development rights to the Severne Buzachi Oil field in the Republic of Kazakhstan. The Form also described the estimated oil reserves in such field, and the consideration to be paid to Perm Corporation (a Texas corporation) and its investors for such acquisition.




  The Form also disclosed that the escrow agreement with Mr. Paul M. O'Connor had been fulfilled, and shares of the Company's common stock due to Mr. O'Connor were delivered to him under terms of the escrow agreement.

  (c) The Index of Exhibits is included following the Financial Statements beginning at page 46.

      (d) The Index to Consolidated Financial Statements is included following the signatures beginning at page 24 of this Report.

                                          SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DOUBLE RIVER OIL & GAS CO.


Dated: April 14, 1996

                                            By  Dennis P. McGrath
                                                Dennis P. McGrath
                                                Vice President - Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.

      Signatures             Capacity                             Date

Principal Executive Officers:



  Paul M, O'Connor           Chief Executive Officer           April 14, 1996
  ------------------
  Paul M. O'Connor           President, Director


  Paul E. Cash                                                  April 14, 1996
  ------------------
  Paul E. Cash               Vice-President, Secretary,
                             Director


Principal Financial Officer:



  Dennis P. McGrath          Vice President - Finance           April 14, 1996
- --------------------
  Dennis P. McGrath

                           DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                   Index to Consolidated Financial Statements and Schedules



                                                                       Page
                                                                      ------
Independent Auditors' Reports...........................................25

Consolidated Balance Sheets - December 31, 1995
  and 1994..............................................................28

Consolidated Statements of Operations for the
  years ended December 31, 1995, 1994 and 1993..........................30

Consolidated Statements of Changes in Shareholders'
  Equity for the years ended December 31, 1995, 1994 and
  1993..................................................................31

Consolidated Statements of Cash Flows for
  the years ended December 31, 1995, 1994 and 1993......................32

Notes to Consolidated Financial Statements..............................33



All schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

                                Report of Independent Auditors

Board of Directors and Stockholders
Double River Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Double River Oil & Gas Co. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Double River Oil & Gas Co. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                          Ernst & Young LLP

April 1, 1996
Houston, Texas

                                 INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Double River Oil & Gas Co.

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Double River Oil & Gas Co. (a Texas corporation) and subsidiary for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Loch Exploration, Inc., a majority-owned subsidiary, which statements reflect total revenues of approximately $110,000 for the year ended December 31, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Loch Exploration, Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidates financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Double River Oil & Gas Co. and subsidiary for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The schedules for the year ended December 31, 1995 has been subjected to the auditing procedures applied in the audit of the basic, consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




Successor to the practice of Carter, Munselle & Morrow, P.C.
Dallas, Texas
March 24, 1994

                       DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                        ASSETS                            1995         1994
                                                       ----------   -----------
Current Assets
           Cash                                         $   8,000    $   7,000
           Receivable from affiliate                        2,000        3,000
                                                        ---------    ---------
                Total Current Assets                       10,000       10,000
                                                        ---------    ---------

Property and Equipment
           Oil and gas properties (full cost
           method)                                        148,000      135,000
           Unevaluated projects in Kazakhstan              43,000       37,000
                                                        ---------    ---------
                                                          191,000      172,000
           Accumulated depreciation and
           amortization                                   (94,000)     (82,000)
                                                        ---------    ---------
                                                           97,000       90,000
                                                        ---------    ---------


TOTAL ASSETS                                            $ 107,000    $ 100,000
                                                        =========    =========





The accompanying notes are an integral part of these statements.

                       DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS-Continued


                                                               December 31,
                                                       ------------------------
                                                            1995         1994
                                                       -----------   ----------
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
           Accounts payable and accrued
           liabilities                                  $  30,000     $  19,000
           Payable to affiliate                             3,000         1,000
                                                        ---------     ---------
              Total Current Liabilities                    33,000        20,000
                                                        ---------     ---------


Shareholder loans                                          16,000        16,000

Commitments and contingencies                                --            --
Shareholders' Equity
           Common stock, no par value;50,000,000
           shares authorized;18,301,158
           issued at December 31, 1995 and 1994,
           respectively                                   206,000       206,000
           Accumulated deficit                           (148,000)     (142,000)
                                                        ---------     ---------
                                                           58,000        64,000
                                                        ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 107,000     $ 100,000
                                                        =========     =========





The accompanying notes are an integral part of these statements.

                    DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year ended December 31,
                                    -----------------------------------------
                                           1995         1994          1993
                                    ------------  ------------   ------------
Revenues
   Oil and gas revenues             $     90,000   $     99,000   $   151,000
   Lease operating income                   --             --           2,000
   Other                                    --             --           8,000
                                    ------------   ------------   -----------
                                          90,000         99,000       161,000
                                    ------------   ------------   -----------

Expenses
   Severance tax                           6,000          6,000         6,000
   Lease operating expenses               58,000         71,000       110,000
   Depreciation and amortization          12,000         16,000        24,000
   Interest expense                         --             --           4,000
   General and administrative             20,000         24,000       127,000
                                    ------------   ------------   -----------
                                          96,000        117,000       271,000
                                    ------------   ------------   -----------
   Loss before minority interest          (6,000)       (18,000)     (110,000)
   Minority interest in loss of
   consolidated subsidiary                  --             --           8,000
                                    ------------   ------------   -----------
LOSS FROM CONTINUING OPERATIONS           (6,000)       (18,000)     (102,000)

Discontinued Operations:
   Income from operations of
   discontinued equipment rental
   and gas marketing segments               --           10,000        58,000
                                    ------------   ------------   -----------
NET LOSS                            $     (6,000)  $     (8,000)  $   (44,000)
                                    ============   ============   ===========

LOSS FROM CONTINUING OPERATIONS
PER COMMON SHARE                    $       .000   $       .000   $      .000
                                    ============   ============   ===========
NET LOSS PER COMMON SHARE           $       .000   $       .000   $      .000
                                    ============   ============   ===========
Weighted average shares
outstanding                           18,301,158     12,293,938     2,318,151
                                    ============   ============   ===========




The accompanying notes are an integral part of these statements

                           DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     Additional
                                                     Common Stock      Paid-In
                                                Shares      Amount     Capital
Balance December 31, 1992                      2,832,790   $ 85,000   $ 36,000
Change in investment in Loch Exploration, Inc.      --         --        7,000
Net Loss                                            --         --         --
                                              ----------   --------   --------
Balance December 31, 1993                      2,832,790     85,000     43,000
Common stock issued-prior to reverse split     2,153,333     65,000       --
Treasury stock issued                               --         --         --
Common stock issued after reverse split       13,315,035     13,000       --
Effect of change to no par value stock              --       43,000    (43,000)
Net Loss                                            --         --         --
                                              ----------   --------   --------
Balance December 31, 1994                     18,301,158    206,000       --
Net Loss                                            --         --         --
                                              ----------   --------   --------
Balance December 31, 1995                     18,301,158   $206,000   $   --
                                              ==========   ========   ========


                                                 Accumulated         Treasury
                                                   Deficit            Stock
                                                  ---------          ---------
Balance December 31, 1992                         $ (90,000)         $(17,000)
Change in investment in Loch Exploration, Inc.        --                --
Net Loss                                            (44,000)              --
                                                   ---------         ---------
Balance December 31, 1993                          (134,000)          (17,000)
Common stock issued-prior to reverse split            --                 --
Treasury stock issued                                 --              17,000
Common stock issued after reverse split               --                --
Effect of change to no par value stock                --                --
Net Loss                                            (8,000)             --
                                                  ----------         --------
Balance December 31, 1994                         (142,000)             --
Net Loss                                            (6,000)             --
                                                  ----------         --------
Balance December 31, 1995                        $(148,000)         $   --
                                                 ==========         ========

The accompanying notes are an integral part of these statements.

                              DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     Year Ended December 31
Cash Flows from Operating Activities               1995       1994       1993
                                                ---------   --------  ---------
      Net loss                                  $ (6,000)   $ (8,000) $ (44,000)
      Reconciliation of net loss to net cash
      provided(used) by operating activities
        Depreciation and amortization             12,000      16,000     31,000
        Loss on sale of subsidiary                  --         8,000       --
        Minority interest                           --          --       (8,000)
        Decrease in accounts receivable            1,000       8,000      4,000
        Increase (decrease) in accounts payable,
        accrued liabilities and payable
        to affiliates                             13,000       2,000     (8,000)
        Disposition of net assets of subsidiary     --       (49,000)      --
                                                --------    --------  ---------
      Cash provided (used) by operating
      activities                                  20,000     (23,000)   (25,000)
                                                --------    --------  ---------

Cash Flows from Investing Activities
      Capitalized acquisition, and development
      costs                                      (18,000)    (11,000)   (84,000)
      Proceeds from sale of oil and gas
      properties                                   5,000        --         --
      Capitalized Kazakhstan project costs        (6,000)    (24,000)      --
      Proceeds from sale of subsidiary              --        40,000       --
      Rental equipment                              --          --       (3,000)
                                                --------    --------  ---------
      Cash provided (used) by investing
      activities                                 (19,000)      5,000    (87,000)
                                                --------    --------  ---------

Cash Flows from Financing Activities
      Advances from shareholders                    --          --        5,000
      Repayment of shareholder loans                --       (40,000)      --
      Proceeds from debentures                      --          --      128,000
                                                --------    --------  ---------
      Cash provided (used) by financing
      activities                                    --       (40,000)   133,000
                                                --------    --------  ---------

Increase (decrease) in cash                        1,000     (58,000)    21,000
Cash at beginning of year                          7,000      65,000     44,000
                                                --------    --------  ---------
Cash at end of year                             $  8,000    $  7,000  $  65,000
                                                ========    ========  =========

The accompanying notes are an integral part of these statements.

                           DOUBLE RIVER OIL & GAS CO.AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization and Reorganization

Double River Oil & Gas Co. (the Company), formerly called Melton Drilling and Exploration Company (Melton), was originally organized as a Texas corporation on October 20, 1980.

On January 15, 1988, Melton filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code (the Code) and on June 6, 1988, filed to convert the case to a reorganization pursuant to Chapter 11 of the Code. On June 14, 1988, the Company filed its proposed plan of reorganization (the Plan) and, effective December 19, 1988, the Plan was confirmed by the Bankruptcy Court for the Western District of Texas. The Company's name was changed to Double River Oil & Gas Co. at the time of reorganization.

In connection with the Plan, 2,493,333 shares of the Company's newly authorized no par value common stock were issued to Mr. Paul E. Cash (Mr. Cash) in exchange for $35,000 in cash, plus other assets valued at $50,000. In addition, 226,667 shares of the Company's no par value common stock were issued to the Company's unsecured creditors in full satisfaction of their claims against the Company, and a total of approximately 4,500 shares which are eligible to be issued to the Company's prior public shareholders, to be exchanged as follows: one share of the Company's no par value common stock for each 25 shares of Melton's pre-reorganization common stock. Melton shareholders owning less than 83 shares of common stock did not receive stock in the reorganized company. Instead, they received a small amount of cash and their old Melton shares were canceled.

In February 1994, Mr. Cash purchased all of the shares of Loch owned by the Company for $40,000. Additionally, in February 1994, Mr. Cash purchased, from the Company,all of its shares held in treasury (513,333 shares) for its original cost to the Company of $17,494. Concurrently, Mr. Cash purchased 2,153,333 shares of the Company's previously unissued common stock for $64,600.

Effective March 1, 1994 Mr. Cash, who was the majority shareholder of the Company (owning more than 80% of the outstanding common stock) sold control of Double River Oil & Gas Co. to Mr. Paul M. O'Connor (Mr. O'Connor) in return for Mr. O'Connor tendering an executed protocol for an oil and gas project in Commonwealth of Independent States ("CIS"), having a potential minimum oil recovery of twenty-five million barrels.

On May 2, 1994 the Company held a special shareholders meeting. Actions that were approved at the meeting included; approval of a 1 for 30 reverse split of the Company's then outstanding $.001 par value common stock; authorized an amendment to the articles of incorporation which would change the Company's authorized capital stock to 50,000,000 shares of no par value common stock; ratification and approval of the issuance of 2,666,666 shares of the Company's no par value common stock to Paul E. Cash in exchange for the cancellation of $80,000 of indebtedness to Mr. Cash and ratification and approval of the above agreement with Mr. O'Connor. The financial statements have been restated to reflect the effects of the 1 for 30 reverse split.



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Consolidation

The consolidated financial statements for December 31, 1993 include the accounts of Double River Oil & Gas Co. and its majority-owned subsidiary, Loch Exploration, Inc. (Loch) The Company's subsidiary was sold in February 1994, to Mr. Cash. The consolidated financial statements for December 31, 1995 and 1994 include the accounts of Perm Corporation, a wholly owned subsidiary established September 8, 1994 for purposes of operating the Kazakhstan project. All significant intercompany accounts and transactions have been eliminated.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized and accounted for in cost centers, on a country-by-country basis. If unamortized costs within a cost center exceed the cost center ceiling (as defined), the excess is charged to expense during the year in which the excess occurs.

Depreciation and amortization for each cost center is computed on a composite unit-of-production method, based on estimated proved reserves attributable to the respective cost center. All costs associated with oil and gas properties are included in the base for depreciation and amortization except for the Kazakhstan project discussed below. Such costs include all acquisition, exploration and development costs. All of the Company's oil and gas reserves are located within the Continental United States.

Gains and losses on sales of oil and gas properties are treated as adjustments of capitalized costs. Gains or losses on sales of property and equipment, other than oil and gas properties, are recognized as part of operations. Expenditures for renewals and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

                           DOUBLE RIVER OIL & GAS CO.AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Rental and other Equipment

Rental equipment was leased to Spindletop Oil & Gas Co., a related oil and gas operator on a month-to-month basis. The rental equipment was sold to Mr. Cash effective August 1, 1994.

Depreciation of rental and other equipment is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (7 to 22 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes.

Investment in Kazakhstan Projects

All costs associated with the Company's efforts to register and license the Company and its two proposed joint ventures with the Republic of Kazakhstan are capitalized.

The December 31, 1994 balance is composed of $19,285 of legal and accounting fees, $5,000 of finder's fees and $13,318 of common stock for shares issued to Mr. Paul O'Connor in exchange for obtaining a protocol on the Buzachi Field in Kazakhstan. The December 31, 1995 balance includes an additional $6,000 of capitalized costs.

The Company is contingently liable for additional Kazakhstan project costs of approximately $1,221,282. Payment is due only after the required Kazakhstan permits are obtained for the Buzachi joint venture and when significant future financing is obtained to drill and develop this oil field. (See note 9)

Income Taxes

In 1992, the Company adopted the method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and intangible drilling costs. The Company has not recognized the benefit of any net operating loss carryforwards as the result of adopting SFAS 109, and no deferred tax assets have been recorded in the books of the Company due to the uncertainty as to the Company's ability to utilize the loss carryforwards. The adoption SFAS 109 had no material effect on the Company.

Use of Estimates and Uncertainties

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is presently pursuing a number of possible sources of capital needed to complete engineering work and begin early development of some of its international projects. At present, negotiations are being conducted with a major New York Investment Banking Firm who has expressed an interest in partially financing such projects. There is no assurance that such negotiations will be successful, or that sufficient funds will be raised to completely carry out the proposed Kazakhstan projects.


3.  RELATED PARTY TRANSACTIONS


The Company utilizes the offices of Spindletop Oil & Gas Co. (Spindletop), a related company. Spindletop provides various personnel, office space, supplies and other administrative services to the Company for a fee of $575 per month.

Shareholder loans at December 31, 1995 and 1994 of $16,000 are due to Mr. Cash. Mr. Cash has agreed that the balance due at December 31, 1995 will not be collected out of the Current Assets of the Company and are therefore classified as long-term. The Company plans to pay such balance out of funds which may be available in the future. It was not practicable to estimate the fair value of the loan, due to lack of established payment terms and maturity date.

In July 1992, the Company entered into a Gas Purchase Agreement with Spindletop, whereby the Company was entitled to purchase natural gas from Spindletop at a price equal to 99% of the Company's resale price under certain sales contracts between the Company and three independent purchasers. The agreement, which contained provisions for early termination, as well as extension of the term, had an expiration date in March 1995. The Gas Purchase agreement was assigned to Prairie Pipeline Co., a subsidiary of Spindletop, at the time control of Double River changed.

Mr. Paul E. Cash was the majority shareholder of the Company until March 1994, when he sold control of Double River to Mr. Paul M. O'Connor, an unrelated person. Mr. Cash remains an officer and director of Double River.

In February 1994, Mr. Cash purchased all of the shares of Loch Exploration, Inc. owned by the Company for $40,000.

The Company purchased natural gas for resale from Spindletop, as follows:
             Year ended
            December 31,                         Amount
- ------------------------------------   ----------------
                1995                   $            -
                1994                             143,000
                1993                             828,000


Included in accounts receivable at December 31, 1995 and 1994 is approximately $2,000 and $3,000, respectively, from Spindletop.

In February 1994, $80,000 of the Company's payable to Spindletop Oil & Gas Co. was assigned to Mr. Cash, individually.

In March 1994, the Company sold its gas compressor to Mr. Cash for $20,000.

Included in accounts payable and accrued liabilities at December 31, 1995 and 1994 is approximately $3,000 and $1,000, respectively, payable to Spindletop.

The oil and gas properties owned by the Company are operated by Spindletop. Mr. Cash also owns substantial interests in most of these properties.

In June 1993, Spindletop Drilling Company (SDC), a subsidiary of Spindletop Oil & Gas Co., entered into an agreement with Loch, whereby the parties agreed to combine their talents and resources to evaluate and acquire producing and non-producing oil and gas properties at various auctions. Any such properties acquired under the terms of this agreement were to be acquired by initial assignment to SDC. SDC agreed to provide Loch with a recordable assignment of its interest, and such interest was to be determined by the proportionate share of monies expended for the acquisition of said properties. All costs were to be borne by SDC and Loch in the same proportions as their respective ownership interests. SDC served as administrator for properties acquired in connection with this agreement, and was to be entitled to an overhead reimbursement for properties for which SDC served as operator. This agreement had an initial term of six months, and continues month to month thereafter, until canceled by either party. As discussed above, Loch was sold to Mr. Cash in February 1994.

Loch leased its compressors to Spindletop Oil & Gas Co., as operator. Spindletop paid Loch $42,000 in the period ended December 31, 1993 in connection with the leased equipment.

4. INCOME TAXES

In 1992, the Company adopted the method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

For federal income tax purposes $133,000 net operating loss carryovers are available to Double River and expire at various dates through 2009, but are subject to limitations due to the change in control.


5. CASH FLOW INFORMATION

The Company would consider any investments with a maturity of three months or less to be cash equivalents.

Interest payments were approximately, $-0- in 1995 and $-0- in 1994 and $4,000 in 1993.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                                     1995      1994       1993
                                                   --------  --------  --------
Shareholder assumption of note payable      $          --     $  --     $ 3,000
Discount on Loch's debentures                          --        --      13,000
Additional paid-in capital from sale of
Loch treasury stock                                    --        --       7,000
Sale of equipment, in exchange for
cancellation of indebtedness                           --      20,000      --
Issuance of common stock to Mr. Cash, in
exchange for cancellation of indebtedness              --      80,000      --
Issuance of common stock to Mr. O'Connor               --      13,000      --



6.  LOSS PER SHARE

Loss per common share are based on the weighted average number of shares outstanding during each year.

7. SHAREHOLDERS' EQUITY

Information related to shares of common stock and related amounts included in the accompanying consolidated balance sheets is as follows:

                                       1995              1994
                                   -------------       -------------
Par value of common stock           $    no par         $   no par
Authorized shares of common stock      50,000,000         50,000,000
Issued shares of common stock          18,301,158         18,301,158


In February 1994,Mr. Paul E. Cash purchased, from the Company, all of its shares held in treasury (513,333 shares) for their original cost to the Company of $17,494. Concurrently, Mr. Cash purchased 2,153,333 shares of the Company's previously unissued common stock for $64,600. In each case, the purchase price was paid by reducing the amount owed by the Company to Mr. Cash.

In March 1994, the Company's Board of Directors approved by shareholder vote a one-for-30 reverse stock split, and to authorize a recapitalization of the Company with a newly authorized 50,000,000 shares of no par value common stock. The financial statements have been restated to reflect the effects of the 1 for 30 reverse stock split.

Upon shareholder approval of the above-mentioned recapitalization, the Company issued 13,315,035 shares of no par common stock to Mr. Paul M. O'Connor, the Company's Chairman of the Board since the change in control.


8. COMMITMENTS AND CONTINGENCIES

In March 1994, the Company entered into an employment agreement with Mr. O'Connor. This agreement provides for a five year term of employment, with provisions for extension and cancellation. Annual compensation of $180,000 and $150,000 were earned for 1995 and 1994, respectively. Additionally, the Company has agreed to provide a life insurance policy for Mr. O'Connor in the amount of $1,000,000. Payment of either the annual compensation or the life insurance premium is contingent on obtaining the required Kazakhstan permits for the Buzachi joint venture and on receiving significant future financing to drill and develop the field.

The Company will purchase the protocol rights to the Severne Buzachi Field from a third party for a contingent payment of $1,000,000 and a 5% net profits interest out of the Company's distributable profits from the Buzachi joint venture. The $1,000,000 payment is due only after the required Kazakhstan permits are obtained for the Buzachi joint venture and when significant future financing is obtained to drill and develop this oil field.

The Company is committed to make contingent payment to certain of its directors, officers and a related party company for travel and/or administrative expenses of approximately $146,000 that were incurred on behalf of the Company and to make payment on a promissory note for finder's fees of $10,000 after the required

Kazakhstan permits on at least one of the two proposed joint ventures is obtained and upon receiving significant future financing to drill and develop the permitted oil field.


9.  CONCENTRATIONS OF CREDIT RISK

The Company's accounts receivable are primarily from a related oil and gas operator located in Dallas, Texas, and represent the Company's share of revenues generated from sales of oil and gas produced by wells in which the Company has an interest. Historically, the Company has not incurred any significant credit-related losses.


10.  LOCH EXPLORATION, INC. EQUITY

In connection with a private placement offering of its 1993-A 12% Secured Convertible Debentures (debentures) issued May 1, 1993, Loch acquired 640,000 shares of its $.001 par value common stock as treasury stock by donation from two of its shareholders. The shares were sold as units with the debentures in the offering with a minimum unit consisting of $5,000 debentures and 25,000 shares of the company's $.001 par value common stock. Loch recorded $12,800 as additional paid-in capital pursuant to the allocation presented in the private placement memorandum and a discount of an equal amount was applied to the debentures and will be amortized over their life. The debentures were convertible into shares of the Loch's $.001 par value common stock at escalating prices from $.025 per share to $.05 per share during the first three years and thereafter at the higher of $.05 per share or market value. The proceeds of the offering were used to acquire producing oil and gas properties at auction pursuant to a joint venture agreement with a related party.


11. SUBSEQUENT EVENTS

Effective March 1, 1996, the Company entered into an agreement with Spindletop Oil & Gas Co. and transferred ownership of two of its domestic oil and gas properties to Spindletop for $14,000 in cash. These funds were used to pay certain accrued expenses. Reserves attributable to these properties at December 31, 1995, were approximately 25% of the Company's proved producing domestic gas reserves.

The Company has the option, for a period of six months from March 1, 1996 to repurchase such properties for $15,400.

12. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 1995, 1994 and 1993 follows.

Significant Oil and Gas Purchasers

The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to both short-term and long-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three year period ended December 31, 1995.

Purchaser

                                               December 31,
                                              (Percent) (1)
                                            -------------------
                                            1995    1994   1993
                                            ----    ----   ----
Lone Star Gas Company and affiliates          - %    48%    37%
Texas Utilities Fuel Company                 36      36     16
Empire Pipeline Corp.                        12      --      5
Mitchell Marketing Co.                       25      --     --
Tristar Gas Company                          21      --     --
U.S. Gypsum Company                          --      --     20


(1) Percent of oil and gas revenues

                           DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


12.  ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION - CONTINUED


Capitalized costs relating to oil and gas producing activities:

                                        Year Ended     December  31,
                                            1995          1994
                                        ----------     ----------
Unevaluated property - Kazakhstan        $  43,000      $ 37,000
Proved Properties                          148,000       135,000
                                         ---------      --------
Total capitalized costs                    191,000       172,000
Accumulated amortization                   (94,000)      (82,00)
                                         ---------      --------
                                         $  97,000      $ 90,000
                                         =========      ========


Cost incurred in oil and gas property Year Ended December 31, acquisition, exploration and development:

                                             1995       1994        1993
                                            -------    -------    -------
Acquisition of properties                    $  --     $  --      $81,000
Unevaluated property-Kazakhsta                 6,000     37,000       --
Development costs                             13,000     11,000     3,000
                                             -------   -------    --------
                                             $19,000   $48,000    $84,000
                                             =======   =======    ========



Results of operations from producing
activities:

                                     Year ended December 31,
                                    1995       1994        1993
                                 ---------   --------    ---------
Sales of oil and gas              $90,000     $ 99,000    $151,000
                                 ---------   ---------   ---------
Production Costs                   64,000       77,000     116,000
Amortization of oil and gas        12,000       16,000      20,000
                                   -------   ---------   ---------
properties
                                   76,000       93,000     136,000
                                   -------     --------    --------
                                   $14,000    $  6,000    $ 15,000
                                   =======     ========    ========

                                             Year Ended December 31,
                                             ------------------------
                                             1995       1994     1993
                                           -------    ------   ------
Sales price per equivalent Mcf              $2.52      $2.49    $2.59
                                           =======    =======  =======
Production cost per equivalent Mcf           1.79       1.94     2.00
                                           =======    =======  =======
Amortization per equivalent Mcf               .34        .40      .34
                                           =======    =======  =======


                           DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  BUSINESS SEGMENTS

The Company's business segments were oil and gas exploration and production and equipment rental. The following is a summary of selected information for these segments for the three year period ended December 31, 1995.
Revenues:

                                         1995         1994         1993
                                      ---------    --------     ---------
 Oil and gas exploration and
 production                            $90,000      $99,000      $153,000
                                      =========     =========    =========

Income from continuing operations        14,000        6,000       17,000
Income from discontinued operations        --         10,000       58,000
                                      ---------    ---------    ---------
                                           --         16,000       75,000
Corporate and other (1)                 (20,000)     (24,000)    (119,000)
                                      ---------    ---------    ---------
Consolidated net loss                  $  6,000)    $ (8,000)    $(44,000)
                                      =========    =========    =========

Identifiable assets:
      Oil and gas exploration and
      production                       $  97,000    $  90,000    $ 171,000
      Equipment rental                     --           --          67,000
                                       ---------    ---------    ---------
                                          97,000       90,000      238,000
Corporate and other (2)                   10,000       10,000      110,000
                                      ---------    ---------    ---------
                                       $ 107,000    $ 100,000    $ 348,000
                                       =========    =========    =========


(1) Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

(2) Corporate and other includes cash and accounts receivable, other property and equipment and other assets.

                           DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                     Charged Directly to Expense
                                     -----------------------------
                                     1995        1994       1993
                                    -------     --------   --------
Maintenance and repairs              $ --        $3,000     $5,000
Production taxes                     6,000        6,000      6,000
Taxes, other than payroll and
income taxes                           --         1,000      3,000


15. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and gas reserves as of December 31, 1995, 1994 and 1993 have been estimated by Spindletop personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Changes in Estimated Quantities of Proved Oil and Gas Reserves

                                                Bbls           Mcf
                                             --------       ---------
Proved reserves
      Balance December 31, 1992                 1,000         398,000
      Acquired properties                      19,000         111,000
      Revisions of previous estimates            --            26,000
      Production                               (1,000)        (53,000)
                                               -------         --------
      Balance December 31, 1993                19,000         482,000
      Sales of minerals in place              (18,000)       (243,000)
      Revisions of previous estimates            --           (31,000)
      Production                                 --           (38,000)
                                               -------        --------
      Balance December 31, 1994                 1,000         170,000
      Revisions of previous estimates           1,000          53,000
      Production                               (1,000)        (35,000)
                                               -------        --------
      Balance December 31, 1995                 1,000         188,000
                                               =======        ========
Proved Developed Reserves
      Balance December 31, 1993                19,000         376,000
      Balance December 31, 1994                 1,000         131,000
      Balance December 31, 1995                 1,000         148,000


                          DOUBLE RIVER OIL & GAS. CO. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


15.  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - Continued

                 Standardized Measure of Discounted Future Net Cash Flows and
                    Changes Therein Relating to Proved Oil and Gas Reserves
                                          (Unaudited)

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves ("Standardized Measure") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

Future net cash flows were computed using the contract price which was not escalated. Future production costs include operating costs and taxes. No deduction has been made for interest, general corporate overhead, depreciation or amortization. The annual discount of estimated future net cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

                                                   December 31,
                                       ----------------------------------
Standardized Measures of Discounted      1995         1994          1993
                                       ----------   ---------    ----------
Future Net Cash Flows:

Future production revenue               $ 395,000    $ 372,000     $1,256,000
Future production and development        (224,000)    (228,000)      (750,000)
                                        ---------    ---------     -----------
costs
Future net cash flows before Federal
income tax                                171,000      144,000        506,000
Future Federal income tax                    --           --          (76,000)
                                        ---------    ---------     ----------
Future net cash flows                     171,000      144,000        430,000
Effect of discounting 10% per year        (44,000)     (33,000)       (92,000)
                                        ---------    ---------     ----------
                                        $ 127,000    $ 111,000     $  338,000
                                        =========    =========     ===========


Change Relating to the
Standardized Measures of
Discounted Future Net Cash
Flows:

                                    1995         1994         1993
                                  ----------   ----------   ---------
Beginning balance                  $ 111,000    $ 338,000    $ 265,000
Oil and gas sales, net of
production costs                     (26,000)     (22,000)     (35,000)
Net change in prices, net
of production costs                    6,000      (10,000)      29,000
Purchase of reserves in
place                                   --           --        104,000
Sales of reserves in place              --       (204,000)        --
Revisions of quantity
estimates                             46,000      (29,000)      30,000
Net change in income taxes              --           --         (8,000)
Accretion of discount                 11,000       34,000       27,000
Other                                (21,000)       4,000      (74,000)
                                   ---------    ---------    ---------
                                   $ 127,000    $ 111,000    $ 338,000
                                   =========    =========    =========










                                Index to Exhibits

                                                                     PAGE
                                                                   ---------

22.   Subsidiary of the Registrant..................................see below



                          Subsidiary of the Registrant



      Perm Corporation, incorporated September 8, 1994, under the laws of the State of Nevada, is a wholly - owned subsidiary of Registrant as of December 31, 1995.