Form 10-Q
period 1996-03-31
DOUBLE RIVER OIL & GAS CO
filed 1996-05-15
CIK 351400

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter ended March 31, 1996 Commission File No. 2-71175


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

                  YES   X                       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.001 par value                           18,301,158
        (Title of Class)                        (Number of shares Outstanding
                                                 on May 10, 1996)

                           DOUBLE RIVER OIL & GAS CO.

                            FORM 10-Q March 31, 1996

                                      INDEX

Part I  Financial Information:                                        Page No.
      Item 1.  Financial Statements.

            Balance Sheets
            March 31, 1996 (Unaudited) and December 31,1995...............3

            Statements of Operations (Unaudited)
            Three Months Ended March 31, 1996 and 1995....................5

            Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 1996 and 1995....................6

            Notes to Financial Statements.................................7

      Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................8

Part II Other Information:
      Item 6.  Exhibits and Reports on Form 8-K...........................9

Part I Financial information
Item 1. Financial statements


                           DOUBLE RIVER OIL & GAS CO.
                                 BALANCE SHEETS


                                                   March 31      December 31
                                                     1996            1995
                                                  ----------      ----------
                                                 (Unaudited)
                   Assets
Current Assets
    Cash                                          $   1,000       $   8,000
    Accounts receivable                              13,000           2,000
                                                  ----------      ----------
          Total Current Assets                       14,000          10,000
                                                  ----------      ----------


Property and Equipment
    Oil and gas properties (full cost)              134,000         148,000
    Unevaluated projects in Kazakhstan               43,000          43,000
                                                  ----------      ----------
                                                    177,000         191,000
    Accumulated depreciation and amortization       (97,000)        (94,000)
                                                  ----------      ----------
                                                     80,000          97,000
                                                  ----------      ----------

TOTAL ASSETS                                      $  94,000      $  107,000
                                                  ==========      ==========



See notes to financial statements.

                           DOUBLE RIVER OIL & GAS CO.
                                 BALANCE SHEETS


                                                  March 31       December 31,
                                                    1996             1995
                                                  ----------      ----------
                                                 (Unaudited)

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities      $  35,000       $  30,000
    Accounts payable-affiliates                       1,000           3,000
                                                  ----------      ----------
          Total Current Liabilities                  36,000          33,000
                                                  ----------      ----------


Shareholder loans, less current portion              16,000          16,000
                                                  ----------      ----------

Shareholders' Equity
    Common stock, no par value; 50,000,000
    shares authorized; 18,301,158 issued
    (18,301,158 at December 31, 1995)               206,000         206,000
    Accumulated deficit                            (164,000)       (148,000)
                                                  ----------      ----------
                                                     42,000          58,000
                                                  ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  94,000       $ 107,000
                                                  ==========      ==========


See notes to financial statements.

                           DOUBLE RIVER OIL & GAS CO.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                    1996             1995
                                                 ----------       ----------
Revenues
   Oil and gas revenues                          $  20,000        $  22,000
   Other income                                         -                -
                                                 ----------       ----------
                                                    20,000           22,000
                                                 ----------       ----------
Expenses
   Severance tax                                     1,000            1,000
   Lease operating expenses                         18,000           12,000
   Depreciation and amortization                     3,000            4,000
   General and administrative                       14,000           20,000
                                                 ----------       ----------
                                                    36,000           37,000
                                                 ----------       ----------

NET INCOME (LOSS)                                $ (16,000)       $ (15,000)
                                                 ==========       ==========

NET INCOME (LOSS) PER COMMON SHARE               $     .00        $    .00
                                                 ==========       ==========



See notes to financial statements.

                           DOUBLE RIVER OIL & GAS CO.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
Cash Flows from Operating Activities
  Net income (Loss)                                    $ (16,000)    $ (15,000)
  Reconciliation of net income to net cash
  provided by operating activities:
  Depreciation and amortization                            3,000         4,000
  (Increase) decrease in accounts receivable             (11,000)       (5,000)
  Increase (decrease) in accounts payable                  3,000        18,000
                                                       ----------    ----------
  Cash provided (used) in operating activities           (21,000)        2,000
                                                       ----------    ----------

Cash Flows from Investing Activities
  Capitalized acquisition, exploration and
  development costs                                           -            -
                                                       ----------    ----------
  Cash used in investing activities                           -            -
                                                       ----------    ----------

Cash Flows from Financing Activities
  Repayment of shareholder loan                               -            -
  Sale of oil and gas properties                          14,000           -
  Proceeds from borrowings                                    -            -
                                                       ----------    ----------
  Cash provided (used) by financing activities            14,000           -
                                                       ----------    ----------

Increase (decrease) in cash                               (7,000)        2,000
Cash at beginning of period                                8,000         7,000
                                                       ----------    ----------
Cash at end of period                                  $   1,000     $   9,000
                                                       ==========    ==========


See notes to financial statements.

                           Double River Oil & Gas Co.
                          Notes to Financial Statements
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1995 for further information.

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company for the interim periods.

                           Double River Oil & Gas Co.
                          Notes to Financial Statements
                                   (Unaudited)


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operation

Results of Operations

1996 Compared to 1995
- ---------------------

Lease operating expenses increased approximately $6,000 in the first quarter of 1996 primarily due to workovers on existing wells.

General and administration expenses decreased because of a decrease in audit fees.


1995 Compared to 1994
- ---------------------

Equipment rental income and related expenses decreased in 1995 because this segment of the business was discontinued upon the change of control of the Company in 1994. See December 31, 1994 10-K for information relating to the change in control.

General and administrative expense increased due to an increase in audit fees.


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

                           Double River Oil & Gas Co.
                                 March 31, 1996





Part II Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          27 Financial Data Schedule

     (b)  Reports on Form 8-K - none

                                    Signature




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  DOUBLE RIVER OIL & GAS CO.
                                                          (Registrant)




DATE:  May 14, 1996                              By: /s/ Paul E. Cash
                                                     ----------------------
                                                        Paul E. Cash
                                                       Vice President






 DATE:  May 14, 1996                              By:/s/ Dennis P. McGrath
                                                     ----------------------
                                                       Dennis P. McGrath
                                                     Chief Financial Officer