Form 10-Q
period 1996-06-30
DOUBLE RIVER OIL & GAS CO
filed 1996-08-14
CIK 351400

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1996                      Commission File No. 2-71175


                           Double River Oil & Gas Co.
              (Exact name of registrant as specified in its charter)


                  Texas                                       75-1729359
 ---------------------------------------------     --------------------------
 (State or other jurisdiction of incorporation      (IRS Employer or I.D.#)
 or organization)

9319 LBJ Frwy., Suite 205,     Dallas,  TX               75243
- ------------------------------------------------------------------------
(Address  of  principle executive offices)             (Zip Code)

                                    (214)644-2581
 ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES   X                                     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.001 par value                        18,301,158
        (Title of Class)                         (Number of shares Outstanding
                                                    on August 9, 1996)

                           DOUBLE RIVER OIL & GAS CO.

                             FORM 10-Q June 30, 1996

                                      INDEX

Part I  Financial Information:                                      Page No.
   Item 1.  Financial Statements.

    Balance Sheets
    June 30, 1996 (Unaudited) and December 31, 1995.......................3

    Statements of Operations (Unaudited)
    Six Months and Three Months Ended June 30, 1996 and 1995..............5

    Statements of Cash Flows (Unaudited)
    Six Months Ended June 30, 1996 and 1995...............................6

    Notes to Consolidated Financial Statements............................7

    Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................................8

Part II Other Information:
    Item 6.  Exhibits and Reports on Form 8-K.............................9

Part I Financial information
Item 1. Financial statements


                           DOUBLE RIVER OIL & GAS CO.
                                 BALANCE SHEETS



                                                       June 30,    December 31,
                                                        1996          1995
                                                      ---------     ----------
                                                     (Unaudited)
                             Assets
Current Assets
      Cash                                              $  1,000   $    8,000
      Accounts receivable                                   --          2,000
                                                      ---------     ---------
               Total Current Assets                        1,000       10,000
                                                       ---------    ---------

Property and Equipment
      Oil and gas properties                             134,000      148,000
      Unevaluated projects in Kazahstan                   43,000       43,000
                                                       ---------    ---------
                                                         177,000      191,000
      Accumulated depreciation and amortization
                                                         (99,000)     (94,000)
                                                       ---------    ---------
                                                          78,000       97,000
                                                       ---------    ---------


TOTAL ASSETS                                           $  79,000    $ 107,000
                                                       =========    =========


See notes to financial statements.

                           DOUBLE RIVER OIL & GAS CO.
                                 BALANCE SHEETS

                                                        June 30,   December 31,
                                                          1996         1995
                                                        ---------    ---------
                                                       (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable and accrued liabilities          $ 31,000     $ 30,000
      Accounts payable-affiliates                          1,000        3,000
                                                        ---------    ---------
          Total Current Liabilities                       32,000       33,000
                                                        ---------    ---------

Shareholder loans, less current portion                   16,000       16,000
                                                        ---------    ---------


Shareholders' Equity
      Common  stock, no par value;50,000,000
      shares  authorized;  18,301,000 issued
      (18,301,000 at December 31, 1995)                  206,000      206,000
      Retained earnings                                 (175,000)    (148,000)
                                                        ---------    ---------
                                                          31,000       58,000
                                                        ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  79,000    $ 107,000
                                                        =========    =========


See notes to financial statements.

                           DOUBLE RIVER OIL & GAS CO.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Six Months Ended       Three Months Ended
                                     June 30,               June 30,
                               ---------------------   ---------------------
                                 1996       1995          1996       1995
                               ---------   ---------   ---------   ---------
Revenues
 Oil and gas revenues          $  33,000    $ 42,000    $ 13,000    $ 20,000
 Other-                             --          --          --
                               ---------   ---------   ---------   ---------
                                  33,000      42,000      13,000      20,000
                               ---------   ---------   ---------   ---------
Expenses
 Severance tax                     2,000      3,000        1,000       2,000
 Lease operating expenses         35,000     25,000       17,000      13,000
 Depreciation and amortization     5,000      8,000        2,000       4,000
 General and administrative       18,000     22,000        4,000       2,000
                               ---------   --------    ---------   ---------
                                  60,000     58,000       24,000      21,000
                               ---------   --------    ---------   ---------

 NET INCOME (LOSS)             $ (27,000)  $(16,000)   $(11,000)   $ (1,000)
                               =========   ========    =========   =========

 NET INCOME LOSS PER
   COMMON SHARE                $   --      $   --      $   --      $   --
                               =========   ========    =========   =========


See accompanying notes to financial statements.

                           DOUBLE RIVER OIL & GAS CO.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
Cash Flows from Operating Activities
 Net income (loss)                                      $(27,000)   $ (16,000)
 Reconciliation of net income to net cash
  provided by operating activities:
 Depreciation and amortization                             5,000        8,000
 (Increase) decrease in accounts receivable                2,000         --
 Increase (decrease) in accounts payable                  (1,000)      19,000
                                                         --------     --------
 Cash provided (used) in operating activities            (21,000)      11,000
                                                         --------     --------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development costs                                     --        (13,000)
                                                         --------    --------
Cash used in investing activities                           --        (13,000)
                                                         --------    --------

Cash Flows from Financing Activities
 Proceeds from sale of property                           14,000         --
 Repayment of shareholder loans                             --           --
                                                         --------    --------
Cash provided (used) by financing activities              14,000         --
                                                         --------    --------

Increase (decrease) in cash                               (7,000)      (2,000)
Cash at beginning of period                                8,000        7,000
                                                         --------    --------
Cash at end of period                                    $ 1,000     $  5,000
                                                         ========    ========


See notes to financial statements

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

                           Double River Oil & Gas Co.
                          Notes to Financial Statements
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Six months ended June 30, 1996 compared to 1995
- -----------------------------------------------
Oil and gas revenues decreased $9,000 in 1996 primarily due to the sale of oil and gas properties.

Lease operating expenses increased in 1996 because of workovers on existing wells.

Three months ended June 30, 1996 compared to 1995
- -------------------------------------------------
Oil and gas revenues decreased in 1996 due to the reason stated above.

Lease operating expenses increased in 1996 because of workovers on existing wells.



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

                           Double River Oil & Gas Co.
                                  June 30, 1996



Part II Other Information

     Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits -
             27 Financial Data Schedule

       (b)  Reports on Form 8-K - None

                                    Signature




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                DOUBLE RIVER OIL & GAS CO.
                                                       (Registrant)




 DATE:August 13,1996                           By: /s/ Paul E. Cash
                                                   ---------------------
                                                        Paul E. Cash
                                                      Vice-President






DATE:August 13, 1996                           By: /s/ Dennis P. McGrath
                                                   -----------------------
                                                     Dennis P. McGrath
                                                  Chief Financial Officer