Form 10-Q
period 1996-09-30
DOUBLE RIVER OIL & GAS CO
filed 1996-11-14
CIK 351400

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 1996               Commission File No. 2-71175


                           Double River Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


                  Texas                                     75-1729359
(State or other jurisdiction of incorporation         (IRS Employer or I.D. #)
or organization)


9319 LBJ Frwy., Suite 205,    Dallas, TX                       75243
(Address of principle executive offices)                     (Zip Code)


                                 (972) 644-2581
              Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

              YES   X                                 NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - No par value                           18,301,158
    (Title of Class)                           (Number of shares Outstanding
                                                 on November 11, 1996)

                    DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY

                          FORM 10-Q September 30, 1996

                                      INDEX

Part I  Financial Information:                                      Page No.
 Item 1.  Financial Statements.

  Consolidated Balance Sheets
  September 30, 1996 (Unaudited) and December 31, 1995.................3

  Consolidated Statements of Operations (Unaudited)
  Nine Months and Three Months Ended September 30, 1996 and 1995.......5

  Consolidated Statements of Cash Flows (Unaudited)
  Nine Months Ended September 30, 1996 and 1995........................6

  Notes to Consolidated Financial Statements ..........................7

 Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................8

Part II Other Information:
 Item 6.  Exhibits and Reports on Form 8-K.............................9

Part I Financial information
Item 1. Financial statements



                    DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                  September 30,   December 31,
                                                 -----------------------------
                                                     1996             1995
                                                 -----------       -----------
                                                 (Unaudited)
                    Assets
Current Assets
 Cash                                            $     -           $   8,000
 Accounts receivable                                   -               2,000
                                                 -----------       ----------
   Total Current Assets                                -              10,000
                                                 -----------       ----------

Property and Equipment
 Oil and gas properties                            134,000           148,000
 Unevaluated projects in Kazakhstan                 43,000            43,000
                                                 -----------        ----------
                                                   177,000           191,000
 Accumulated depreciation and amortization        (101,000)          (94,000)
                                                 -----------        ----------
                                                    76,000            97,000
                                                 ----------         ----------


TOTAL ASSETS                                     $  76,000         $ 107,000
                                                 ===========        ==========



See notes to financial statements.

                    DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                 September 30,    December 31,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------
                                                 (Unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities        $  30,000         $  30,000
 Accounts payable-affiliate                          1,000             3,000
                                                 -----------       -----------
   Total Current Liabilities                        31,000            33,000
                                                 -----------       -----------

Shareholder loans, less current portion             16,000            16,000
                                                 -----------       -----------

Shareholders' Equity
 Common stock, no par value;50,000,000
 shares authorized; 18,301,158 issued
 (18,301,158 at December 31, 1995)                 206,000           206,000
 Accumulated deficit                              (177,000)         (148,000)
                                                 -----------       -----------
                                                    29,000            58,000
                                                 -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  76,000        $  107,000
                                                 ===========       ===========


See notes to financial statements.

                    DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Nine Months Ended        Three Months Ended
                                   September 30,            September 30,
                              -------------------------  -----------------------
                                 1996          1995         1996         1995
                              -----------  -----------  -----------  -----------
Revenues
 Oil and gas revenues         $   48,000   $   69,000   $   15,000   $   27,000
 Other                               -             -            -            -
                              -----------  -----------  -----------  -----------
                                  48,000       69,000       15,000       27,000
                              -----------  -----------  -----------  -----------
Expenses
 Severance tax                     3,000        4,000        1,000        1,000
 Lease operating expenses         46,000       31,000       11,000        6,000
 Depreciation and amortization     7,000       12,000        2,000        4,000
 General and administrative       21,000       24,000        3,000        2,000
                              -----------   -----------  -----------  ----------
                                  77,000       71,000       17,000       13,000
                              -----------   -----------  -----------  ----------

NET INCOME (LOSS)             $  (29,000)   $  (2,000)   $  (2,000)   $  14,000
                              ===========   ===========  ===========  ==========

NET INCOME LOSS PER
 COMMON SHARE                 $       0     $      0     $      0     $      0
                              ===========   ===========  ===========  ==========




See accompanying notes to financial statements.

                    DOUBLE RIVER OIL & GAS CO. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                 -----------------------------
                                                     1996             1995
                                                 -----------       -----------
Cash Flows from Operating Activities
 Net income (Loss)                               $  (29,000)       $  (2,000)
 Reconciliation of net income to net cash
  provided by operating activities:
 Depreciation and amortization                        7,000           12,000
 (Increase) decrease in accounts receivable           2,000           (7,000)
 Increase (decrease)in accounts payable              (2,000)          16,000
                                                  -----------      -----------
Cash provided (used) in operating activities         22,000)          19,000
                                                  -----------      -----------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
   and development costs                                -            (19,000)
                                                  -----------      -----------
Cash used in investing activities                       -            (19,000)
                                                  -----------      -----------

Cash Flows from Financing Activities
 Repayment of shareholder loans                         -                -
 Proceeds from sale of properties                    14,000              -
                                                  -----------     -----------
Cash provided (used) by financing activities            -                -
                                                  -----------     -----------

Increase (decrease) in cash                          (8,000)             -
Cash at beginning of period                           8,000            7,000
                                                  -----------     -----------
Cash at end of period                             $     -         $    7,000
                                                  ===========     ===========



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

                    Double River Oil & Gas Co. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
Nine months ended September 30, 1996 compared with 1995
Oil and gas revenues decreased in 1996 primarily due to the sale of oil and gas properties.

Lease operating expenses increased in 1996 due to workovers on existing wells.

Three months ended September 30, 1996 compared with 1995
Oil and gas revenues decreased in 1996 primarily due to the sale of oil and gas properties.

Lease operating expenses increased in 1996 due to workovers on existing wells.

Financial Condition and Liquidity

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

                    Double River Oil & Gas Co. and Subsidiary
                               September 30, 1996





Part II Other Information

    Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - 27 Financial Data Schedue

    (b)  Reports on Form 8-K - None

                                    Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          DOUBLE RIVER OIL & GAS CO.
                                                (Registrant)



DATE:  November 13, 1996                   By: /s/ Paul E. Cash
                                               --------------------
                                               Paul E. Cash
                                               Vice-President






DATE:  November 13, 1996                   By: /s/ Paul E. Cash
                                               --------------------
                                               Paul E. Cash
                                               Chief Financial Officer